Form 10-K
period 1997-12-31
FUND AMERICA INVESTORS CORP II MORT PS THR CERT SER 1996-A
filed 1998-03-31
CIK 1053345

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 1997

                         Commission file number:  33-73748

                       FUND AMERICA INVESTORS CORPORATION II
           (Pooling and Servicing Agreement dated as of April 1, 1996, providing for the issuance of Mortgage Pass-Through Certificates,
                                  Series 1996-A)

                       FUND AMERICA INVESTORS CORPORATION II
            (Exact name of Registrant as specified in its Charter)

           DELAWARE                                    84-1218906
           (State or other jurisdiction                (I.R.S. Employer
           incorporation or organization)              Identification Number)

           6400 FIDDLER'S GREEN CIRCLE
           SUITE 1200B
           ENGLEWWOD, COLORADO                         80111
           (Address of principal executive offices)    (Zip Code)

            Registrant's telephone number, including area code:
                               (303) 290-2065

          Securities registered pursuant to Section 12(b) of the Act:
                               NOT APPLICABLE.

          Securities registered pursuant to Section 12(g) of the Act:
                               NOT APPLICABLE.

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ].

          Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1997: NOT APPLICABLE.

          Number of shares of common stock outstanding as of December 31, 1997: NOT APPLICABLE.

          DOCUMENTS INCORPORATED BY REFERENCE

          Documents in Part I and Part IV incorporated herein by reference are as follows:

          Pooling and Servicing Agreement of Registrant dated as of April 1, 1996 (hereby incorporated herein by reference as part of the Registrant's Current Report on Form 8-K filed with Securities and Exchange Commission on May 14, 1996).

          Documents in Part II and Part IV incorporated herein by reference are as follows:

          Monthly Report to Certificateholders as to distributions made on December 26, 1997, and filed with the Securities and Exchange Commission on Form 8-K on March 13, 1998.

          Monthly Report to Certificateholders as to distributions made on January 27, 1998, and filed with the Securities and Exchange Commission on Form 8-K on March 23, 1998.

          Monthly Report to Certificateholders as to distributions made on February 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on March 23, 1998.


          PART I

          ITEM 1.  Business.

          The trust fund relating to Fund America Investors Corporation II Mortgage Pass-Through Certificates, Series 1996-A was established pursuant to a Pooling and Servicing Agreement dated as of April
          1, 1996 among Fund America Investors Corporation II, as the seller (the "Seller"), ICI Funding Corporation, as master servicer (the "Master Servicer"), and Bankers Trust Company of California,
          N.A., as trustee (the "Trustee"). (The Pooling and Servicing Agreement is hereby incorporated herein by reference as part of the Registrant's Current Report on Form 8-K filed with Securities and Exchange Commission on May 14, 1996.)

          The Mortgage Loans were pooled to form a mortgage pass-through certificate (the "Certificate") pursuant to the terms of a Pooling and Servicing Agreement dated as of April 1, 1996 (the "Pooling and Servicing") among the Registrant, as seller, ICI Funding Corporation , a California corporation, as master servicer, and Bankers Trust Company of California, N.A. as trustee (the "Pooling Trustee"). The Registrant then conveyed all of its right, title and interest in the Certificate to Fund America Investors V (the "Issuer") pursuant to the terms of a Deposit Trust Agreement dated as of April 25, 1995 (the "Deposit Trust Agreement") between the Issuer and Wilmington Trust Company, as owner trustee (the "Owner Trustee"). The Issuer then pledged all of its right, title and interest in the Certificate to Bankers Trust Company of California, N.A. as trustee (the "Indenture Trustee") as collateral for the bonds which were issued pursuant to an Indenture dated as of April 1, 1996 (the "Indenture") between the Issuer and the Indenture Trustee.

          Information with respect to the business of the Trust would not be meaningful because the only "business" of the Trust is the collection on the Mortgage Loans and distribution of payments on the Certificates to Certificateholders. This information is accurately summarized in the Monthly Reports to Certificateholders, which are filed on Form 8-K. There is no additional relevant information to report in response to Item 101 of Regulation S-K.

          ITEM 2.  Properties.

          The Sponsor owns no property. The Fund America Investors Corporation II Mortgage Pass-Through Certificates, Series 1996-A, in the aggregate, represent the beneficial ownership in a Trust consisting primarily of the Mortgage Loans. The Trust will acquire title to real estate only upon default of the mortgagors under the Mortgage Loan. Therefore, this item is inapplicable.

          ITEM 3.  Legal Proceedings.

          None.

          ITEM 4.  Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.


          PART II

          ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

          The Fund America Investors Corporation II Mortgage Pass-Through Certificates, Series 1996-A represent, in the aggregate, the beneficial ownership in a trust fund consisting primarily of the Mortgage Certificates. The Certificates are owned by Certificateholders as trust beneficiaries. Strictly speaking, Registrant has no "common equity," but for purposes of this Item only, Registrant's Collateralized Asset-Backed Certificates are treated as "common equity."

          (a) Market Information. There is no established public trading market for Registrant's Certificates. Registrant believes the Certificates are traded primarily in intra-dealer markets and non-centralized inter-dealer markets.

          (b) Holders. The number of registered holders of all classes of Certificates on December 31, 1997 was: [Participant listings for Cede & Co, as a representative nominee for the Class A-1 Bonds was unavailable from The Depository Trust Company. Total number of registered holders of all classes of Certificates will be reported on Form 10-K/A once participant listings become available].

          (c) Dividends. Not applicable. The information regarding dividends required by sub-paragraph (c) of Item 201 of Regulation S-K is inapplicable because the Trust does not pay dividends. However, information as to distribution to Certificateholders is provided in the Monthly Reports to Certificateholders for each month of the fiscal year in which a distribution to Certificateholders was made.

          ITEM 6.  Selected Financial Data.

          Not Applicable. Because of the limited activities of the Trust, the Selected Financial Data required by Item 301 of Regulation S-K does not add relevant information to that provided by the Monthly Reports to Certificateholders, which are filed on a monthly basis on Form 8-K.

          ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Not Applicable. The information required by Item 303 of Regulation S-K is inapplicable because the Trust does not have management per se, but rather the Trust has a Trustee who causes the preparation of the Monthly Reports to Certificateholders. The information provided by the Monthly Reports to Certificateholders, which are filed on a monthly basis on Form 8-K, does provide the relevant financial information regarding the financial status of the Trust.

          ITEM 8.  Financial Statements and Supplementary Data.

          Monthly Report to Certificateholders as to distributions made on December 26, 1997 filed with the Securities and Exchange Commission on Form 8-K on March 13, 1998.

          Monthly Report to Certificateholders as to distributions made on January 27, 1998 filed with the Securities and Exchange
          Commission on Form 8-K on March 23, 1998.

          Monthly Report to Certificateholders as to distributions made on February 25, 1998 filed with the Securities and Exchange Commission on Form 8-K on March 23, 1998.

          Annual Statement of Compliance by the Master Servicer is not currently available and will be subsequently filed on Form 8.

          Independent Accountant's Report on Servicer's will be subsequently filed on Form 8.

          ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.


          PART III

          ITEM 10.  Directors and Executive Officers of Registrant.

          Not Applicable. The Trust does not have officers or directors. Therefore, the information required by items 401 and 405 of Regulation S-K are inapplicable.

          ITEM 11.  Executive Compensation.

          Not Applicable. The Trust does not have officers or directors to whom compensation needs to be paid. Therefore, the information required by item 402 of regulation S-K is inapplicable.

          ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          (a) Security ownership of certain beneficial owners. Under the Pooling and Servicing Agreement governing the Trust, the holders of the Certificates generally do not have the right to vote and are prohibited from taking part in management of the Trust. For purposes of this Item and Item 13 only, however, the Certificateholders are treated as "voting security" holders.

          As of December 31, 1997, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities: [Participant listings for Cede & Co, as a representative nominee for the Class A-1 Bonds was unavailable from The Depository Trust Company. Total number of registered holders of all classes of Certificates will be reported on Form 10-K/A once participant listings become available].


Bankers Trust Company
John Lasher
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211
Series 1996-A
Class A-1
37.4%

Chase Manhattan Bank
Orma Trim Supervisor
4 New York Plaza
13th Floor
New York, NY  10004
Series 1996-A
Class A-1
7.0%

Chase Manhattan Bank/Chemical
Maria Rail
4 New York Plaza
Proxy Department 13th Floor
New York, New York  10004
Series 1996-A
Class A-1
38.8%

Custodial Trust Company
Dawn Eike
101 Carnegie Center
Princeton, NJ  08540
Series 1996-A
Class A-1

Fund America Investors Trust V
c/o ICI Funding Corporation
20371 Irvine Avenue
Santa Ana Heights, CA  92707
Series 1996-A
Issuer
100%


          (b) Security ownership of management. Not Applicable. The Trust does not have any officers or directors. Therefore, the information required by Item 403 of Regulation S-K is inapplicable.

          (c) Changes in control. Not Applicable. Since Certificateholders do not possess, directly or indirectly, the power to direct or cause the direction of the management and policies of the Trust, other than in respect to certain required consents regarding any amendments to the Pooling and Servicing Agreement, the information requested with respect to item 403 of Regulation S-K is inapplicable.

          ITEM 13.  Certain Relationships and Related Transactions.

          (a) Transactions with management and others. Registrant knows of no transaction or series of transactions during the fiscal year ended December 31, 1997, or any currently proposed transaction or series of transactions, in an amount exceeding $60,000 involving the Registrant in which the Certificateholders identified in Item 12(a) had or will have a direct or indirect material interest. There are no persons of the types described in Item 404(a)(1),(2) and (4) of Regulation S-K, however, the information required by Item 404(a)(3) of Regulation S-K is hereby incorporated by reference in Item 12 herein.

          (b)  Certain business relationships.  None.

          (c) Indebtedness of management. Not Applicable. The Trust does not have management consisting of any officers or directors. Therefore, the information required by item 404 of Regulation S-K is inapplicable.

          (d) Transactions with promoters. Not Applicable. The Trust does not use promoters. Therefore, the information required by item 404 of Regulation S-K is inapplicable.


          PART IV

          ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) The following is a list of documents filed as part of this report:

          EXHIBITS

          Monthly Report to Certificateholders as to distributions made on December 26, 1997 filed with the Securities and Exchange Commission on Form 8-K on March 13, 1998.

          Monthly Report to Certificateholders as to distributions made on January 27, 1998 filed with the Securities and Exchange
          Commission on Form 8-K on March 23, 1998..

          Monthly Report to Certificateholders as to distributions made on February 25, 1998 filed with the Securities and Exchange Commission on Form 8-K on March 23, 1998.

          Annual Statement of Compliance by the Master Servicer is not currently available and will be subsequently filed on Form 8.

          Independent Accountant's Report on Servicer's servicing activities is not currently available and will be subsequently filed on Form 8.

          (b) The following Reports on Form 8-K were filed during the last quarter of the period covered by this Report:

          Monthly Report to Certificateholders as to distributions made on January 27, 1998 filed with the Securities and Exchange
          Commission on Form 8-K on March 23, 1998.

          Monthly Report to Certificateholders as to distributions made on February 25, 1998 filed with the Securities and Exchange Commission on Form 8-K on March 23, 1998.

          (c)  The exhibits required to be filed by Registrant pursuant to
          Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

          (d) Not Applicable. The Trust does not have any subsidiaries or affiliates. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.

          Supplemental information to be furnished with reports filed pursuant to Section 15(d) by registrants which have not registered securities pursuant to Section 12 of the Act.

          No annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders, and the Registrant does not contemplate sending any such materials subsequent to the filing of this report.


                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             By: Bankers Trust Company of California, N.A. not in its individual capacity but solely as a duly authorized agent of the Registrant pursuant to the Pooling and Servicing Agreement, dated as of April
                                  1, 1996.


          By:  /s/Judy L. Gomez
               Judy L. Gomez
               Assistant Vice President


          Date:  March 24, 1998


          EXHIBIT INDEX

          Exhibit Document

          1.1 Monthly Report to Certificateholders as to distributions made on December 26, 1997 filed with the Securities and Exchange Commission on Form 8-K on March 13, 1998.

          1.2 Monthly Report to Certificateholders as to distributions made on January 27, 1998 filed with the Securities and Exchange Commission on Form 8-K on March 23, 1998.

          1.3 Monthly Report to Certificateholders as to distributions made on February 25, 1998 filed with the Securities and Exchange Commission on Form 8-K on March 23, 1998.

          1.4 The Pooling and Servicing Agreement of the Registrant dated as of April 1, 1996 (hereby incorporated herein by reference and filed as part of the Registrant's Current Report on Form 8-K filed with Securities and Exchange Commission on May 15, 1996).